Form 10-Q
period 2026-03-31
GSR V Acquisition Corp.
filed 2026-06-29
CIK 2111762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

GSR V Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-43290	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

5900 Balcones Drive, Suite 100 Austin, TX 78731	78731
(Address of Principal Executive Offices)	(Zip Code)

(914-369-4400)

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-seventh of one right	GSRVU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	GSRV	The Nasdaq Stock Market LLC
Rights, each whole right entitling the holder to receive one Class A ordinary share	GSRVR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There were 23,671,000 Class A ordinary shares, par value $0.0001 per share, and 6,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of June 26, 2026.

GSR V ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GSR V ACQUISITION CORP.
INDEX TO UNAUDITED CONDENSED interim FINANCIAL STATEMENTS

GSR V ACQUISITION CORP.
CONDENSED INTERIM BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Prepaid expenses	$958	$4,018
Total Current assets	958	4,018

Non-Current Assets
Deferred offering costs	74,958	530
Total Assets	$75,916	$4,548

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$113,583	$530
Due to related party	15,000	-
Total Current Liabilities	128,583	530

Shareholder’s Deficit (Equity)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,750,000 shares issued and outstanding(1)	675	675
Additional paid-in capital	24,325	24,325
Accumulated deficit	(77,667)	(20,982)
Total Shareholder’s (Deficit) Equity	(52,667)	4,018
TOTAL LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY	$75,916	$4,548

(1)	Retroactively effected for the stock split on April 27, 2026 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GSR V ACQUISITION CORP.

CONDENSED INTERIM STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

General and administrative expenses	$56,685
Net loss	$(56,685)
Weighted average Class B ordinary shares outstanding, basic and diluted(1)	6,750,000
Basic and diluted net loss per Class B ordinary share	$(0.01)

(1)	Retroactively effected for the stock split on April 27, 2026 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GSR V ACQUISITION CORP.

CONDENSED INTERIM STATEMENT OF CHANGES IN SHAREHOLDER’S (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2026	-	$-	6,750,000	$675	$24,325	$(20,982)	$4,018
Net loss	-	-	-	-	-	(56,685)	(56,685)
Balance - March 31, 2026	-	$-	6,750,000	$675	$24,325	$(77,667)	$(52,667)

(1)	Retroactively effected for the stock split on April 27, 2026 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GSR V ACQUISITION CORP.

CONDENSED INTERIM STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

Cash flows from Operating Activities:
Net loss	$(56,685)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expenses	3,060
Accounts payable and accrued expenses	38,625
Net cash used in operating activities	(15,000)

Cash flows from Financing Activities:
Expenses paid by sponsor	15,000
Net cash provided by financing activities	15,000

Net change in cash	$-
Cash - Beginning of period	-
Cash - End of period	$-

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in accounts payable and accrued expenses	$74,428

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GSR V ACQUISITION CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1: DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

GSR V Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 23, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from July 23, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (defined below) held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 13, 2026. On May 15, 2026, the Company consummated the Initial Public Offering of 23,000,000 units including 3,000,000 additional public units as the underwriters’ over-allotment option was exercised in full (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $230,000,000 (see Note 3).

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 671,000 units including 52,500 additional private placement units as the underwriters’ over-allotment option was exercised in full (the “Private Placement Units”) to GSR V Sponsor LLC (the “Sponsor”) and the underwriters, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,710,000 (see Note 4).

Transaction costs amounted to $13,882,301, consisting of $4,025,000 of cash underwriting fees, $9,200,000 of deferred underwriting commissions which will be paid on the consummation of the initial Business Combination, and $657,301 of other offering costs, which includes $280,000 of additional fees paid to the parent of the lead underwriter. The lead underwriter and its parent are related parties (see Note 6).

Upon the closing of the Initial Public Offering and the Private Placement, $230,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) with Odyssey Transfer and Trust Company acting as trustee and invested only in in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account or other accounts at a bank. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of an initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to the amended and restated memorandum and articles of association prior thereto or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the completion window, from the closing of Initial Public Offering, return of the funds held in the Trust Account to public shareholders as part of redemption of the Public Shares.

The Nasdaq listing rules require that the initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of permitted withdrawals and excluding the deferred underwriting commissions). Management may, however, structure an initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company is required to provide its public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a general meeting called to approve the Business Combination or (2) by means of a tender offer.

All of the Class A ordinary shares sold as part of the units in this offering contain a redemption feature which allows for the redemption of such Public Shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial Business Combination and in connection with certain amendments to second amended and restated memorandum and articles of association. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholder’s deficit section of the Company’s balance sheet, upon the closing of this offering. Given that the Class A ordinary shares sold as part of the units in the offering were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The resulting discount to the initial carrying value of temporary equity was accreted upon the closing of this offering such that the carrying value was equal the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in the absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Each public shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, initial shareholders, directors and officers have entered into a letter agreement, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares (as defined below) and Public Shares held by them in connection with the completion of a Business Combination.

Notwithstanding the foregoing redemption rights, the Company’s amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, without the prior consent of the Company.

If the Company is unable to complete an initial Business Combination within the 18 or 21-month period after the closing of the Initial Public Offering (the “Completion Window”), it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond 21 months. The Company’s amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the 21-month period in which to complete an initial Business Combination to a later date, the Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a Business Combination at a later date. If the initial Business Combination is not completed within the Completion Window, the membership interests of the Sponsor become worthless.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern if it does not complete a Business Combination.

As of March 31, 2026, the Company had no cash and a working capital deficit of $127,625. However, on May 15, 2026, subsequent to the balance sheet date and prior to issuance of the unaudited condensed interim financial statements, the Company consummated its Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the related Private Placement. Following the Initial Public Offering, the Company had $2,245,000 in its operating bank account and a working capital surplus of $1,912,388. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed interim financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there can be no assurance that we will be able to consummate a Business Combination within the Completion Window or that liquidity will be sufficient to fund operations. The unaudited condensed interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of significant global events such as the Russia/Ukraine and Israel/Palestine conflicts and military conflicts between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed interim financial statements. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these unaudited condensed interim financial statements should be read in conjunction with the Company’s latest audited financial statement as of May 15, 2026 and initial audited financial statements for the period from July 23, 2025 (inception) through February 28, 2026 filed with the SEC on Form 8-K and Form S-1, respectively. In the opinion of the Company’s management, these unaudited condensed interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2026, and the Company’s results of operations and cash flows for the period presented. The results of operations included in the unaudited condensed interim financial statements are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed interim financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of March 31, 2026 or December 31, 2025.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Deferred Offering Costs

Deferred offering costs consist of legal, administrative, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs were allocated to the Public Rights and Private Placement Units issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company had deferred offering costs of $74,958 and $530, respectively.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. As of March 31, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted loss per ordinary share is the same as the basic loss per ordinary share for the period presented.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited condensed interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed interim financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote in connection with certain amendments to the Company’s post-offering amended and restated memorandum and articles of association, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company will recognize the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, upon completion of Initial Public Offering, Class A ordinary shares subject to possible redemption will be presented at redemption value as temporary equity, outside of the shareholder’s (deficit) equity section of the Company’s balance sheets.

Rights

The Company will account for the Public Rights and Private Placement Rights (as defined in Notes 3 and 4) issued in connection with the Initial Public Offering and the Private Placement, in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the Rights under equity treatment at their assigned values. There were no Public Rights or Private Placement Rights outstanding as of March 31, 2026 or December 31, 2025.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

NOTE 3: INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units (including underwriters’ over-allotment exercise of 3,000,000 Units) at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000 to the Company, of which $224,600,000 was placed in the Trust Account. Each Unit consists of one Class A ordinary share and one-seventh (1/7th) of one public right (“Public Right”). Each whole right represents the right to receive one Class A ordinary share upon the consummation of an initial Business Combination. No fractional rights will be issued upon separation of the Units and only whole rights will trade. The underwriters have exercised their over-allotment option on consummation of the Initial Public offering to purchase 3,000,000 additional Units to cover over-allotments.

NOTE 4: PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 671,000 units (including underwriters’ over-allotment exercise of 52,500 units) to the Sponsor and the underwriters at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,710,000, of which $5,400,000 was placed in the Trust Account, $1,301,301 was used to pay certain costs, and the balance of $8,699 is receivable from the Sponsor. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-seventh (1/7th) of one private right (“Private Placement Right”) to receive one Class A ordinary share upon the consummation of an initial Business Combination.

The Private Placement Units have terms and provisions that are identical to the Units sold as part of the Initial Public Offering. The Private Placement Units (including any Private Placement Shares, any Private Placement Rights and any Class A ordinary shares underlying the Private Placement Rights) are not transferable, assignable or saleable until 30 days after the completion of an initial Business Combination except pursuant to limited exceptions.

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On September 15, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 6,500,000 Class B ordinary shares of the Company (“Founder Shares”), which were issued on August 20, 2025. On April 27, 2026, the Company authorized a stock split in a 1.03-for-one ratio, resulting in the Sponsor holding 6,750,000 Class B ordinary shares. The Founder Shares represent 22.2% of the Company’s issued and outstanding ordinary shares upon the consummation of the Initial Public Offering and the Private Placement as the over-allotment option was exercised in full by the underwriters.

On May 12, 2026, the Sponsor transferred 60,000 Founder Shares to the three independent directors (20,000 Founder Shares per director) of the Company, at a price of $0.0037037 per share. Each buyer paid $74.07 for an aggregate purchase price of $222.21 in consideration of the assignment of shares. If the director ceases to be a director of the Company for any reason before the consummation of the Business Combination, at the Sponsor’s election, it will either repurchase the shares at the purchase price or forfeit the shares back to the Company for no consideration. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation.

The sale of the Founder Shares to the Company’s directors by the Sponsor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 60,000 shares granted to the Company’s directors was $5.00 per share or $300,000 in the aggregate.

The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Services Agreement

Commencing on May 15, 2026, the Company entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from January 1, 2026 through March 31, 2026, the Sponsor paid certain costs totaling $15,000 on behalf of the Company. As of March 31, 2026 and December 31, 2025, the amount due to the related party was $15,000 and $0, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no outstanding Working Capital Loans.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of (i) the Founder Shares (including the underlying Class A ordinary shares issuable upon the conversion of the Founder Shares) and (ii) Private Placement Units, including any Private Placement Units that may be issued upon conversion of working capital loans (including any private placement shares, private placement rights and any Class A ordinary shares underlying the private placement rights) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). With the exception of the Sponsor and the Private Placement Units it purchases in connection with the Initial Public Offering, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, and as excepted above, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement – Related Party

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 15, 2026, the underwriters exercised their over-allotment option in full to purchase 3,000,000 additional Units at the Initial Public Offering price, less the underwriting discounts and commissions.

SPAC Advisory Partners LLC dba Polaris Advisory Partners LLC (“Polaris”) was the lead underwriter on the Initial Public Offering. Polaris is a related party, as the management team of Polaris is the same as that of the Company.

Polaris was entitled to cash underwriting fees of $0.175 per Unit, or $4,025,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, Polaris is entitled to deferred underwriting commissions of $0.40 per Unit, or $9,200,000 in the aggregate. The deferred underwriting commissions will become payable to Polaris from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition to the cash and deferred underwriting fees, the Company paid $280,000 of additional fees to Kingswood Capital Partners LLC (“Kingswood”), who served as broker-dealer and is a related party of the Company as the parent of Polaris.

NOTE 7: SHAREHOLDER’S (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary share with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 6,750,000 Class B ordinary shares issued and outstanding, reflecting retroactive presentation of the stock split on April 27, 2026 (see Note 5).

Upon incorporation on July 23, 2025, the Company issued one Class B ordinary share (the “Initial Share”) with a par value of $0.0001 to AGS Nominees 1 Limited (designee of the Company’s Cayman Islands legal counsel), which was immediately transferred to the Sponsor on July 23, 2025. On August 20, 2025, the Initial Share was surrendered upon the issuance of the Founder Shares to the Sponsor (see Note 5).

Holders of the Class B ordinary shares will have the right to appoint all the Company’s directors prior to an initial Business Combination. On any other matter submitted to a vote of the Company’s shareholders, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class, except as required by law or share exchange rule; provided, that the holders of Class B ordinary shares will be entitled to vote as a separate class to increase the authorized number of Class B ordinary shares. Each share of ordinary share will have one vote on all such matters.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like and will not have any redemption rights or be entitled to liquidating distributions if we do not consummate an initial Business Combination.

Rights — As of March 31, 2026 and December 31, 2025, the Company had no rights outstanding. On May 15, 2026, 3,285,714 Public Rights and 95,857 Private Placement Rights were issued as part of the Initial Public Offering and Private Placement, respectively.

Each holder of one right will receive one Class A ordinary share upon the consummation of the initial Business Combination, whether or not the Company will be the surviving entity, even if the holder of a Public Right converted all Class A ordinary shares held by them or it in connection with the initial Business Combination or an amendment to the Company’s memorandum and articles of association with respect to Company’s pre-business combination activities. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of rights will be required to affirmatively convert their rights in order to receive the Class A ordinary shares underlying the rights (without paying any additional consideration) upon consummation of the Business Combination. The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. Fractional Class A ordinary shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. If the Company is unable to complete an initial Business Combination within the Completion Window and the Company redeems the Public Shares from the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8: SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Co-Chief Executive Officers, who collectively review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include general and administrative expenses and interest and dividends earned on cash and investments held in Trust Account (after consummation of the Initial Public Offering).

The key measure of segment profit or loss reviewed by our CODM is net income or loss, which is comprised of interest and dividends earned on cash and investments held in Trust Account (after consummation of the Initial Public Offering) and general and administrative expenses. Net income or loss is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM reviews interest and dividends earned on cash and investments held in Trust Account (after consummation of the Initial Public Offering) to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. The CODM reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

NOTE 9: SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed interim financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements, other than as noted below.

Initial Public Offering

In April 2026, the Company modified the following key terms of the Initial Public Offering and Private Placement, which have been retroactively reflected in the unaudited condensed interim financial statements and disclosed in the respective notes to the unaudited condensed interim financial statements:

1.	Changed the composition of the rights to one-seventh (1/7th) of one right (originally one-tenth (1/10th) of one right), with each right entitling the holder to receive one Class A ordinary share upon the consummation of an initial Business Combination (Notes 3 and 4):

2.	Increased the private placement to 618,500 Private Placement Units (or 671,000 Private Placement Units if the underwriters’ over-allotment is exercised in full) (originally 595,500 Private Placement Units (or 655,500 Private Placement Units if the underwriters’ over-allotment is exercised in full)) (Note 4); and

3.	Decreased the cash underwriting fees to $0.175 per Unit (originally $0.20 per Unit), or $3,500,000 in the aggregate (or $4,025,000 in the aggregate if the underwriters’ over-allotment is exercised in full), to be paid upon the closing of the Initial Public Offering (Note 6).

On April 27, 2026, the Company authorized a stock split in a 1.03-for-one ratio, resulting in the Sponsor holding 6,750,000 Class B ordinary shares, which stock split has been retroactively presented in the unaudited condensed interim financial statements (Notes 5 and 7).

The registration statement for the Company’s Initial Public Offering was declared effective on May 13, 2026. On May 15, 2026, the Company consummated the Initial Public Offering of 23,000,000 Units including 3,000,000 additional public Units as the underwriters’ over-allotment option was exercised in full, at $10.00 per Unit, generating gross proceeds of $230,000,000 (see Note 3).

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 671,000 units including 52,500 additional Private Placement Units as the underwriters’ over-allotment option was exercised in full to the Sponsor and the underwriters, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,710,000 (see Note 4).

Founder Shares

On May 12, 2026, the Sponsor transferred 60,000 Founder Shares to the three independent directors (20,000 Founder Shares per director) of the Company, at a price of $0.0037037 per share. Each buyer paid $74.07 for an aggregate purchase price of $222.21 in consideration of the assignment of shares. If the director ceases to be a director of the Company for any reason before the consummation of the Business Combination, at the Sponsor’s election, it will either repurchase the shares at the purchase price or forfeit the shares back to the Company for no consideration. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation (see Note 5).

Administrative Services Agreement

Commencing on May 15, 2026, the Company entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees (see Note 5).

Due to Related Party

During the period from April 1, 2026 through May 15, 2026, the Sponsor paid certain costs totaling $76,301 on behalf of the Company, resulting in an amount due to the related party of $91,301, which was repaid upon the closing of the Initial Public Offering. As of May 15, 2026, the amount due to the related party was $0 (see Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to GSR V Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on July 23, 2025 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).

As of March 31, 2026, we had not yet commenced operations. All activity for the period from July 23, 2025 (inception) through March 31, 2026 relates to our formation and our Initial Public Offering (as defined below). We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (defined below) held in a trust account (the “Trust Account” with Odyssey Transfer and Trust Company acting as trustee. We have selected December 31 as our fiscal year end.

Initial Public Offering and Private Placement

The registration statement for the Company’s Initial Public Offering was declared effective on May 13, 2026. On May 15, 2026, the Company consummated the Initial Public Offering of 23,000,000 units including 3,000,000 additional public units as the underwriters’ over-allotment option was exercised in full (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 671,000 units including 52,500 additional private placement units as the underwriters’ over-allotment option was exercised in full (the “Private Placement Units”) to GSR V Sponsor LLC (the “Sponsor”) and the underwriters, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,710,000.

Transaction costs amounted to $13,882,301, consisting of $4,025,000 of cash underwriting fees, $9,200,000 of deferred underwriting commissions which will be paid on the consummation of the initial Business Combination, and $657,301 of other offering costs, which includes $280,000 of additional fees paid to the parent of the lead underwriter. The lead underwriter and its parent are related parties.

If the Company is unable to complete an initial Business Combination within the 18 or 21-month period after the closing of the Initial Public Offering (the “Completion Window”), it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond 21 months. The Company’s amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the 21-month period in which to complete an initial Business Combination to a later date, the Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a Business Combination at a later date. If the initial Business Combination is not completed within the Completion Window, the membership interests of the Sponsor become worthless.

Liquidity and Capital Resources

As of March 31, 2026, the Company had no cash and a working capital deficit of $127,625. Following the Initial Public Offering, the Company had $2,245,000 in its operating bank account and a working capital surplus of $1,912,388.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 18 to 21 months (assuming a Business Combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern if it does not complete a Business Combination.

As of March 31, 2026, the Company had no cash and a working capital deficit of $127,625. However, on May 15, 2026, subsequent to the balance sheet date and prior to issuance of the unaudited condensed interim financial statements, the Company consummated its Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the related Private Placement. Following the Initial Public Offering, the Company had $2,245,000 in its operating bank account and a working capital surplus of $1,912,388. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed interim financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there can be no assurance that we will be able to consummate a Business Combination within the Completion Window or that liquidity will be sufficient to fund operations. The unaudited condensed interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Related Party Transactions

Founder Shares

On September 15, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 6,500,000 Class B ordinary shares of the Company (“Founder Shares”), which were issued on August 20, 2025. On April 27, 2026, the Company authorized a stock split in a 1.03-for-one ratio, resulting in the Sponsor holding 6,750,000 Class B ordinary shares. The Founder Shares represent 22.2% of the Company’s issued and outstanding ordinary shares upon the consummation of the Initial Public Offering and the Private Placement as the over-allotment option was exercised in full by the underwriters.

On May 12, 2026, the Sponsor transferred 60,000 Founder Shares to the three independent directors (20,000 Founder Shares per director) of the Company, at a price of $0.0037037 per share. Each buyer paid $74.07 for an aggregate purchase price of $222.21 in consideration of the assignment of shares. If the director ceases to be a director of the Company for any reason before the consummation of the Business Combination, at the Sponsor’s election, it will either repurchase the shares at the purchase price or forfeit the shares back to the Company for no consideration. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation.

The sale of the Founder Shares to the Company’s directors by the Sponsor is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 60,000 shares granted to the Company’s directors was $5.00 per share or $300,000 in the aggregate.

The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Services Agreement

Commencing on May 15, 2026, the Company entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from January 1, 2026 through March 31, 2026, the Sponsor paid certain costs totaling $15,000 on behalf of the Company. As of March 31, 2026 and December 31, 2025, the amount due to the related party was $15,000 and $0, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no outstanding Working Capital Loans.

Other Contractual Obligations

Registration Rights

The holders of (i) the Founder Shares (including the underlying Class A ordinary shares issuable upon the conversion of the Founder Shares) and (ii) Private Placement Units, including any Private Placement Units that may be issued upon conversion of working capital loans (including any private placement shares, private placement rights and any Class A ordinary shares underlying the private placement rights) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). With the exception of the Sponsor and the Private Placement Units it purchases in connection with the Initial Public Offering, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, and as excepted above, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement – Related Party

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 15, 2026, the underwriters exercised their over-allotment option in full to purchase 3,000,000 additional Units at the Initial Public Offering price, less the underwriting discounts and commissions.

SPAC Advisory Partners LLC dba Polaris Advisory Partners LLC (“Polaris”) was the lead underwriter on the Initial Public Offering. Polaris is a related party, as the management team of Polaris is the same as that of the Company.

Polaris was entitled to cash underwriting fees of $0.175 per Unit, or $4,025,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, Polaris is entitled to deferred underwriting commissions of $0.40 per Unit, or $9,200,000 in the aggregate. The deferred underwriting commissions will become payable to Polaris from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition to the cash and deferred underwriting fees, the Company paid $280,000 of additional fees to Kingswood Capital Partners LLC (“Kingswood”), who served as broker-dealer and is a related party of the Company as the parent of Polaris.

Critical Accounting Estimates

The preparation of unaudited condensed interim financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. As of March 31, 2026, we have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed interim financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (1) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, do not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2026, we consummated our Initial Public Offering of 23,000,000 Units, which includes the exercise in full of the underwriters’ option to purchase an additional 3,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 671,000 Private Placement Units including 52,500 additional Private Placement Units as the underwriters’ over-allotment option was exercised in full to the Sponsor and the underwriters, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,710,000.

Transaction costs amounted to $13,882,301, consisting of $4,025,000 of cash underwriting fees, $9,200,000 of deferred underwriting commissions which will be paid on the consummation of the initial Business Combination, and $657,301 of other offering costs, which includes $280,000 of additional fees paid to the parent of the lead underwriter.

Upon the closing of the Initial Public Offering and the Private Placement, $230,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) with Odyssey Transfer and Trust Company acting as trustee.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of June 2026.

GSR V ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer

By:	/s/ Anantha Ramamurti
Name:	Anantha Ramamurti
Title:	President & Chief Financial Officer