Form 10-Q
period 2026-06-30
GSR V Acquisition Corp.
filed 2026-08-14
CIK 2111762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 23,671,000 Class A ordinary shares, par value $0.0001 per share, and 6,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of August 13, 2026.

GSR V ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GSR V ACQUISITION CORP.

GSR V ACQUISITION CORP.

CONDENSED INTERIM BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets:
Cash	$1,558,257	$-
Prepaid expenses	207,039	4,018
Total Current Assets	1,765,296	4,018

Non-Current Assets:
Deferred offering costs	-	530
Cash and investments held in Trust Account	231,039,036	-
Total Assets	$232,804,332	$4,548

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' (Deficit) Equity
Current Liabilities:
Accounts payable and accrued expenses	$51,446	$530
Total Current Liabilities	51,446	530

Non-Current Liabilities:
Deferred underwriting commissions - related party	9,200,000	-
Total Liabilities	9,251,446	530

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 23,000,000 shares subject to possible redemption at approximately $10.05 per share as of June 30, 2026 (none as of December 31, 2025)	231,039,036	-

Shareholders' (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 671,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 (none as of December 31, 2025)	67	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,750,000 shares issued and outstanding(1)	675	675
Additional paid-in capital	-	24,325
Private placement unit receivable	(8,699)	-
Accumulated deficit	(7,478,193)	(20,982)
Total Shareholders' (Deficit) Equity	(7,486,150)	4,018
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' (Deficit) Equity	$232,804,332	$4,548

(1)	Retroactively effected for the stock split on April 27, 2026 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GSR V ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$252,495	$309,180
Loss from operations	(252,495)	(309,180)

Other income
Interest and dividends earned on cash and investments held in Trust Account	1,039,036	1,039,036
Interest from the bank account	12	12
Net income	786,553	729,868

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	11,879,121	5,972,376
Basic and diluted net income per share, redeemable ordinary shares	0.07	0.15
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares(1)	7,096,560	6,924,238
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)	$(0.02)

(1)	Retroactively effected for the stock split on April 27, 2026 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GSR V ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

						Private		Total
	Class A		Class B		Additional	Placement		Shareholders'
	Ordinary Shares		Ordinary Shares(1)		Paid-in	Unit	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance - January 1, 2026	$-	$-	$6,750,000	$675	$24,325	$-	$(20,982)	$4,018
Net loss	-	-	-	-	-	-	(56,685)	(56,685)
Balance - March 31, 2026	-	-	6,750,000	675	24,325	-	(77,667)	(52,667)
Private placement units receivable	-	-	-	-	-	(8,699)	-	(8,699)
Sale of private placement units	671,000	67	-	-	6,709,933	-	-	6,710,000
Fair value of rights included in public units	-	-	-	-	16,428,570	-	-	16,428,570
Allocated value of offering costs allocated to permanent equity instruments	-	-	-	-	(1,008,549)	-	-	(1,008,549)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(22,154,279)	-	(7,148,043)	(29,302,322)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	-	(1,039,036)	(1,039,036)
Net income	-	-	-	-	-	-	786,553	786,553
Balance - June 30, 2026	671,000	67	6,750,000	675	-	(8,699)	(7,478,193)	(7,486,150)

(1)	Retroactively effected for the stock split on April 27, 2026 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GSR V ACQUISITION CORP.

CONDENSED INTERIM STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

Cash flows from Operating Activities:
Net income	$729,868
Adjustment to reconcile net income to net cash used in operating activities:
Interest and dividends earned on cash and investments held in Trust Account	(1,039,036)
Changes in operating assets and liabilities:
Prepaid expenses	(203,021)
Accounts payable and accrued expenses	50,916
Net cash used in operating activities	(461,273)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	6,701,301
Offering costs paid	(4,681,771)
Net cash provided by financing activities	232,019,530

Net increase in cash	1,558,257
Cash - beginning of period	-
Cash - end of period	$1,558,257

Supplemental Disclosures of Noncash Investing and Financing Activities
Private placement unit receivable	$8,699
Proceeds allocated to public rights	$16,428,570
Allocation of offering costs to ordinary shares subject to possible redemption	$12,873,752
Remeasurement adjustment on ordinary shares subject to possible redemption	$29,302,322
Subsequent measurement of ordinary shares subject to possible redemption	$1,039,036
Deferred underwriting commissions	$9,200,000
Initial recognition of Class A ordinary shares - subject to possible redemption	$230,000,000

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GSR V ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1: DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

GSR V Acquisition Corp. (the "Company") is a blank check company incorporated as a Cayman Islands exempted company on July 23, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified ("Business Combination").

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from July 23, 2025 (inception) through June 30, 2026 relates to the Company's formation and the Initial Public Offering (as defined below), and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (defined below) held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's initial public offering ("Initial Public Offering") was declared effective on May 13, 2026. On May 15, 2026, the Company consummated the Initial Public Offering of 23,000,000 units including 3,000,000 additional public units as the underwriters' over-allotment option was exercised in full (the "Units" and, with respect to the shares of Class A ordinary shares included in the Units being offered, the "Public Shares"), at $10.00 per Unit, generating gross proceeds of $230,000,000 (see Note 3).

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement ("Private Placement") of 671,000 units including 52,500 additional private placement units as the underwriters' over-allotment option was exercised in full (the "Private Placement Units") to GSR V Sponsor LLC (the "Sponsor") and the underwriters, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,710,000 (see Note 4). Out of the aggregate amount of $6,710,000, the amount of $5,400,000 from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account, $1,301,301 was used to pay certain costs, and the balance of $8,699 is receivable from the Sponsor, which is presented as an increase to shareholders’ deficit.

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

Upon the closing of the Initial Public Offering and the Private Placement, $230,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the "Trust Account") with Odyssey Transfer and Trust Company acting as trustee and invested only in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account or other accounts at a bank. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of an initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to offer redemption rights in connection with any proposed initial Business Combination or certain amendments to the amended and restated memorandum and articles of association prior thereto or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the completion window; or (B) with respect to any other material provision relating to shareholders' rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the completion window, from the closing of Initial Public Offering, return of the funds held in the Trust Account to public shareholders as part of redemption of the Public Shares.

The Nasdaq listing rules require that the initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of permitted withdrawals and excluding the deferred underwriting commissions). Management may, however, structure an initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act").

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

All of the Class A ordinary shares sold as part of the units in this offering contain a redemption feature which allows for the redemption of such Public Shares in connection with liquidation, if there is a shareholder vote or tender offer in connection with initial Business Combination and in connection with certain amendments to second amended and restated memorandum and articles of association. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholder's deficit section of the Company's balance sheet, upon the closing of this offering. Given that the Class A ordinary shares sold as part of the units in the offering were issued with other freestanding instruments, the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The resulting discount to the initial carrying value of temporary equity was accreted upon the closing of this offering such that the carrying value was equal the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in the absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Notwithstanding the foregoing redemption rights, the Company's amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a "group" (as defined under Section 13 of the Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, without the prior consent of the Company.

If the Company is unable to complete an initial Business Combination within the 18 months, extendable to 21 months at the Sponsor’s discretion after the closing of the Initial Public Offering (the "Completion Window"), it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond 21 months. The Company's amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the 21-month period in which to complete an initial Business Combination to a later date, the Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a Business Combination at a later date. If the initial Business Combination is not completed within the Completion Window, the membership interests of the Sponsor become worthless.

Going Concern Consideration

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company's ability to continue as a going concern if it does not complete a Business Combination.

As of June 30, 2026, the Company had $1,558,257 in its operating bank account and a working capital surplus of $1,713,850. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed interim financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. Although management’s forecast indicates that cash held outside the Trust Account is expected to fund currently estimated operating costs during the assessment period, the mandatory liquidation provision and uncertainty regarding completion of a Business Combination continue to raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of significant global events such as the Russia/Ukraine and Israel/Palestine conflicts and military conflicts between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed interim financial statements. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these unaudited condensed interim financial statements should be read in conjunction with the Company's latest audited financial statement as of May 15, 2026 and initial audited financial statements for the period from July 23, 2025 (inception) through February 28, 2026 filed with the SEC on Form 8-K and Form S-1, respectively. In the opinion of the Company's management, these unaudited condensed interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company's financial position as of June 30, 2026, and the Company's results of operations and cash flows for the periods presented. The results of operations included in the unaudited condensed interim financial statements are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

Emerging Growth Company Status

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, (the "Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012, (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $1,558,257 and $0 in cash, respectively. The Company had no cash equivalents as of June 30, 2026 or December 31, 2025.

Cash and Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $231,039,036 and $0 in cash and investments held in the Trust Account, respectively, which was measured at fair value under Level 1 in the fair value hierarchy.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000 and cash and investments held in the Trust Account with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) coverage limit of $500,000, including a $250,000 limit for cash. As of June 30, 2026, cash held in excess of the FDIC limit was $1,308,257. As of June 30, 2026, cash and investments held in the Trust Account in excess of the SIPC limit was $230,789,036. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, administrative, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, "Expenses of Offering." Offering costs were allocated to the Public Rights and Private Placement Units issued in the Initial Public Offering on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had deferred offering costs of $0 and $530, respectively.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, "Earnings Per Share." Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the periods, with presentation of net income per redeemable share and non-redeemable share following the two-class method.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement since the exercise of the rights is contingent upon the occurrence of future events. As of June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	For the Three Months Ended June 30,
	2026
Particulars	Redeemable Shares	Non-Redeemable Shares
Numerators:
Interest income	$1,039,036	$-
Less: Allocation of expenses	(158,059)	(94,424)
	$880,977	$(94,424)

Denominators:
Weighted average shares outstanding	11,879,121	7,096,560
Basic and diluted net income (loss) per share	$0.07	$(0.01)

	For the Six Months Ended June 30,
	2026
Particulars	Redeemable Shares	Non-Redeemable Shares
Numerators:
Interest income	$1,039,036	$-
Less: Allocation of expenses	(143,175)	(165,993)
	$895,861	$(165,993)
Denominators:
Weighted average shares outstanding	5,972,376	6,924,238
Basic and diluted net income (loss) per share	$0.15	$(0.02)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, "Income Taxes," which prescribes a recognition threshold and a measurement attribute for the unaudited condensed interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company's management determined that the Cayman Islands is the Company's only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company's unaudited condensed interim financial statements. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company's liquidation, if there is a shareholder vote in connection with certain amendments to the Company's post-offering amended and restated memorandum and articles of association, or if there is a shareholder vote or tender offer in connection with the Company's initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders' (deficit) equity section of the Company's balance sheets, as reconciled in the following table:

Gross proceeds	$230,000,000
Less: Proceeds allocated to public rights	(16,428,570)
Less: Issuance costs allocated to Class A ordinary shares subject to possible redemption	(12,873,752)
Add: Remeasurement of carrying value to redemption value	29,302,322
Class A ordinary shares subject to possible redemption, May 15, 2026	230,000,000
Add: Subsequent measurement of Class A ordinary shares subject to possible redemption	1,039,036
Class A ordinary shares subject to possible redemption, June 30, 2026	$231,039,036

Rights

The Company accounts for the Public Rights and Private Placement Rights (as defined in Notes 3 and 4) issued in connection with the Initial Public Offering and the Private Placement, in accordance with the guidance contained in FASB ASC Topic 815, "Derivatives and Hedging". Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values. As of June 30, 2026, the Company had 3,285,714 Public Rights and 95,857 Private Placement Rights outstanding. There were no Public Rights or Private Placement Rights outstanding as of December 31, 2025.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's unaudited condensed interim financial statements.

NOTE 3: INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units (including underwriters’ over-allotment exercise of 3,000,000 Units) at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000 to the Company, of which $224,600,000 was placed in the Trust Account. The remaining $5,400,000 deposited into the Trust Account was funded from the Private Placement, as described in Note 4. Each Unit consists of one Class A ordinary share and one-seventh (1/7th) of one public right (“Public Right”). Each whole right represents the right to receive one Class A ordinary share upon the consummation of an initial Business Combination. No fractional rights will be issued upon separation of the Units and only whole rights will trade. The underwriters have exercised their over-allotment option on consummation of the Initial Public offering to purchase 3,000,000 additional Units to cover over-allotments. A total of 3,285,714 Public Rights were issued with an aggregate fair value of $16,428,570 ($5.00 per Public Right based on methodology in Note 8). Offering costs allocated to the Units issued in the Initial Public Offering totaled $13,863,636, of which $12,873,752 was allocated to the Public Shares and $989,844 was allocated to the Public Rights.

NOTE 4: PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 671,000 units (including underwriters’ over-allotment exercise of 52,500 units) to the Sponsor and the underwriters at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,710,000, of which $5,400,000 was placed in the Trust Account, $1,301,301 was used to pay certain costs, and the balance of $8,699 is receivable from the Sponsor, which is presented as an increase to shareholders’ deficit. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share and one-seventh (1/7th) of one private right (“Private Placement Right”) to receive one Class A ordinary share upon the consummation of an initial Business Combination. The Sponsor received 550,000 Private Placement Units for gross proceeds of $5,500,000, including 78,571 Private Placement Rights valued at $392,855 ($5.00 per Private Placement Right based on methodology in Note 8). The underwriters received 121,000 Private Placement Units for gross proceeds of $1,210,000, including 17,286 Private Placement Rights valued at $86,430 ($5.00 per Private Placement Right based on methodology in Note 8). Offering costs allocated to the Private Placement Units totaled $18,665.

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

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On September 15, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 6,500,000 Class B ordinary shares of the Company ("Founder Shares"), which were issued on August 20, 2025. On April 27, 2026, the Company authorized a stock split in a 1.03-for-one ratio, resulting in the Sponsor holding 6,750,000 Class B ordinary shares. The Founder Shares represent 22.2% of the Company's issued and outstanding ordinary shares upon the consummation of the Initial Public Offering and the Private Placement as the over-allotment option was exercised in full by the underwriters.

On May 12, 2026, the Sponsor transferred 60,000 Founder Shares to the three independent directors (20,000 Founder Shares per director) of the Company, at a price of $0.0037037 per share. Each buyer paid $74.07 for an aggregate purchase price of $222.21 in consideration of the assignment of shares. If the director ceases to be a director of the Company for any reason before the consummation of the Business Combination, at the Sponsor's election, it will either repurchase the shares at the purchase price or forfeit the shares back to the Company for no consideration. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company's certificate of incorporation.

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

Administrative Services Agreement

Commencing on May 15, 2026, the Company entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $111,112 in fees for these services, which are included within general and administrative expenses in the unaudited condensed interim statements of operations. There were no related amounts payable as of June 30, 2026 or December 31, 2025.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from January 1, 2026 through May 15, 2026, the Sponsor paid certain costs totaling $91,301 on behalf of the Company. Upon the closing of the Initial Public Offering, the Company repaid the outstanding balance of $91,301 due to related party from the proceeds not held in the Trust Account, resulting in no balances due to related party as of June 30, 2026 or December 31, 2025.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company's founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders' discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no outstanding Working Capital Loans.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of (i) the Founder Shares (including the underlying Class A ordinary shares issuable upon the conversion of the Founder Shares) and (ii) Private Placement Units, including any Private Placement Units that may be issued upon conversion of working capital loans (including any private placement shares, private placement rights and any Class A ordinary shares underlying the private placement rights) are entitled to registration rights pursuant to a registration rights agreement entered into in connection with Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). With the exception of the Sponsor and the Private Placement Units it purchases in connection with the Initial Public Offering, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, and as excepted above, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the Company's completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement - Related Party

On May 15, 2026, the underwriters exercised their over-allotment option in full to purchase 3,000,000 additional Units at the Initial Public Offering price, less the underwriting discounts and commissions.

SPAC Advisory Partners LLC dba Polaris Advisory Partners LLC ("Polaris") was the lead underwriter on the Initial Public Offering. Polaris is a related party, as the management team of Polaris is the same as that of the Company.

Polaris was entitled to cash underwriting fees of $0.175 per Unit, or $4,025,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, Polaris is entitled to deferred underwriting commissions of $0.40 per Unit, or $9,200,000 in the aggregate. The deferred underwriting commissions will become payable to Polaris from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition to the cash and deferred underwriting fees, the Company paid $280,000 of additional fees to Kingswood Capital Partners LLC ("Kingswood"), who served as broker-dealer and is a related party of the Company as the parent of Polaris.

NOTE 7: SHAREHOLDER'S (DEFICIT) EQUITY

Preference Shares - The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary share with a par value of $0.0001 per share. As of June 30, 2026, there were 671,000 Class A ordinary shares issued and outstanding, and 23,000,000 Class A ordinary shares issued and outstanding subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 6,750,000 Class B ordinary shares issued and outstanding, reflecting retroactive presentation of the stock split on April 27, 2026 (see Note 5).

Upon incorporation on July 23, 2025, the Company issued one Class B ordinary share (the "Initial Share") with a par value of $0.0001 to AGS Nominees 1 Limited (designee of the Company's Cayman Islands legal counsel), which was immediately transferred to the Sponsor on July 23, 2025. On August 20, 2025, the Initial Share was surrendered upon the issuance of the Founder Shares to the Sponsor (see Note 5).

Holders of the Class B ordinary shares will have the right to appoint all the Company's directors prior to an initial Business Combination. On any other matter submitted to a vote of the Company's shareholders, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class, except as required by law or share exchange rule; provided, that the holders of Class B ordinary shares will be entitled to vote as a separate class to increase the authorized number of Class B ordinary shares. Each ordinary share is entitled to one vote on all such matters.

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

Rights - As of December 31, 2025, there were no rights issued or outstanding. On May 15, 2026, 3,285,714 Public Rights and 95,857 Private Placement Rights were issued as part of the Initial Public Offering and Private Placement, respectively.

The gross proceeds of the Initial Public Offering were allocated to the Public Rights based on relative value, with $16,428,570 recorded in shareholders’ deficit related to the Public Rights on May 15, 2026. The rights are not remeasured to fair value on a recurring basis.

As of June 30, 2026, there were 3,285,714 Public Rights and 95,857 Private Placement Rights outstanding. Each holder of one right will receive one Class A ordinary share upon the consummation of the initial Business Combination, whether or not the Company will be the surviving entity, even if the holder of a Public Right converted all Class A ordinary shares held by them or it in connection with the initial Business Combination or an amendment to the Company's memorandum and articles of association with respect to Company's pre-business combination activities. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of rights will be required to affirmatively convert their rights in order to receive the Class A ordinary shares underlying the rights (without paying any additional consideration) upon consummation of the Business Combination. The Company will not issue fractional Class A ordinary shares in connection with an exchange of rights. Fractional Class A ordinary shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. If the Company is unable to complete an initial Business Combination within the Completion Window and the Company redeems the Public Shares from the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8: FAIR VALUE MEASUREMENTS

As of June 30, 2026 and December 31, 2025, the Company had $231,039,036 and $0 in cash and investments held in the Trust Account, respectively, which was measured at fair value under Level 1 in the fair value hierarchy.

The fair value of the Public Rights and Private Placement Rights was measured under Level 3 in the fair value hierarchy as of May 15, 2026. The expected term of the right was based on the actual term of the right in the event of a successful Business Combination. The probability of an initial Business combination was based on historical data from special purpose acquisition companies (“SPACs”) that have successfully completed an initial public offering and then gone on to complete a Business Combination. The volatility is based on historical volatility of comparable publicly traded SPACs.

The Public Rights have been classified within shareholders’ (deficit) equity and will not require remeasurement after issuance.

The market assumptions used to determine fair value are as follows:

As of May 15, 2026
Market adjustment(1)	50.0%

(1)	Includes probability of an initial Business Combination and other factors.

NOTE 9: SEGMENT INFORMATION

ASC Topic 280, "Segment Reporting," establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company's chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company's chief operating decision maker ("CODM") has been identified as the Co-Chief Executive Officers, who collectively review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company's performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include general and administrative expenses and interest and dividends earned on cash and investments held in Trust Account.

The key measure of segment profit or loss reviewed by our CODM is net income or loss, which is comprised of interest and dividends earned on cash and investments held in Trust Account and general and administrative expenses. Net income or loss is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM reviews interest and dividends earned on cash and investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. The CODM reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

NOTE 10: SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed interim financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

References to the "Company," "our," "us" or "we" refer to GSR V Acquisition Corp. The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited condensed interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company's final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the "SEC"). The Company's securities filings can be accessed on the EDGAR section of the SEC's website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on July 23, 2025 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified ("Business Combination").

As of June 30, 2026, we had not yet commenced operations. All activity for the period from July 23, 2025 (inception) through June 30, 2026 relates to our formation and our Initial Public Offering (as defined below), and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (defined below) held in a trust account (the "Trust Account") with Odyssey Transfer and Trust Company acting as trustee. We have selected December 31 as our fiscal year end.

Initial Public Offering and Private Placement

The registration statement for the Company's initial public offering ("Initial Public Offering") was declared effective on May 13, 2026. On May 15, 2026, the Company consummated the Initial Public Offering of 23,000,000 units including 3,000,000 additional public units as the underwriters' over-allotment option was exercised in full (the "Units" and, with respect to the shares of Class A ordinary shares included in the Units being offered, the "Public Shares"), at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement ("Private Placement") of 671,000 units including 52,500 additional private placement units as the underwriters' over-allotment option was exercised in full (the "Private Placement Units") to GSR V Sponsor LLC (the "Sponsor") and the underwriters, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,710,000.

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

If the Company is unable to complete an initial Business Combination within the 18 months, extendable to 21 months at the Sponsor’s discretion after the closing of the Initial Public Offering (the "Completion Window"), it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond 21 months. The Company's amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the 21-month period in which to complete an initial Business Combination to a later date, the Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the 21-month period in which to complete a Business Combination at a later date. If the initial Business Combination is not completed within the Completion Window, the membership interests of the Sponsor become worthless.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $1,558,257 in its operating bank account and a working capital surplus of $1,713,850.

For the six months ended June 30, 2026, cash used in operating activities was $461,273.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern Consideration

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company's ability to continue as a going concern if it does not complete a Business Combination.

As of June 30, 2026, the Company had $1,558,257 in its operating bank account and a working capital surplus of $1,713,850. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the unaudited condensed interim financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. Although management’s forecast indicates that cash held outside the Trust Account is expected to fund currently estimated operating costs during the assessment period, the mandatory liquidation provision and uncertainty regarding completion of a Business Combination continue to raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to June 30, 2026 relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account.

For the three months ended June 30, 2026, we had a net income of $786,553, which consisted of non-operating income earned on the Trust Account and operating account of $1,039,048, partially offset by loss from operations of $252,495 consisting of general and administrative expenses.

For the six months ended June 30, 2026, we had a net income of $729,868, which consisted of non-operating income earned on the Trust Account and operating account of $1,039,048, partially offset by loss from operations of $309,180 consisting of general and administrative expenses.

Related Party Transactions

Founder Shares

On September 15, 2025, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 6,500,000 Class B ordinary shares of the Company ("Founder Shares"), which were issued on August 20, 2025. On April 27, 2026, the Company authorized a stock split in a 1.03-for-one ratio, resulting in the Sponsor holding 6,750,000 Class B ordinary shares. The Founder Shares represent 22.2% of the Company's issued and outstanding ordinary shares upon the consummation of the Initial Public Offering and the Private Placement as the over-allotment option was exercised in full by the underwriters.

On May 12, 2026, the Sponsor transferred 60,000 Founder Shares to the three independent directors (20,000 Founder Shares per director) of the Company, at a price of $0.0037037 per share. Each buyer paid $74.07 for an aggregate purchase price of $222.21 in consideration of the assignment of shares. If the director ceases to be a director of the Company for any reason before the consummation of the Business Combination, at the Sponsor's election, it will either repurchase the shares at the purchase price or forfeit the shares back to the Company for no consideration. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company's certificate of incorporation.

The sale of the Founder Shares to the Company's directors by the Sponsor is in the scope of FASB ASC Topic 718, "Compensation-Stock Compensation" ("ASC 718"). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 60,000 shares granted to the Company's directors was $5.00 per share or $300,000 in the aggregate.

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

Administrative Services Agreement

Commencing on May 15, 2026, the Company entered into an agreement to pay the Sponsor a total of up to $55,556 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $111,112 in fees for these services, which are included within general and administrative expenses in the unaudited condensed interim statements of operations. There were no related amounts payable as of June 30, 2026 or December 31, 2025.

Due to Related Party

The Sponsor pays certain costs on behalf of the Company, with such amounts reflected as due to related party. These amounts are due on demand and non-interest bearing. During the period from January 1, 2026 through May 15, 2026, the Sponsor paid certain costs totaling $91,301 on behalf of the Company. Upon the closing of the Initial Public Offering, the Company repaid the outstanding balance of $91,301 due to related party from the proceeds not held in the Trust Account, resulting in no balances due to related party as of June 30, 2026 or December 31, 2025.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company's founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders' discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no outstanding in Working Capital Loans.

Other Contractual Obligations

Registration Rights

The holders of (i) the Founder Shares (including the underlying Class A ordinary shares issuable upon the conversion of the Founder Shares) and (ii) Private Placement Units, including any Private Placement Units that may be issued upon conversion of working capital loans (including any private placement shares, private placement rights and any Class A ordinary shares underlying the private placement rights) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). With the exception of the Sponsor and the Private Placement Units it purchases in connection with the Initial Public Offering, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, and as excepted above, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the Company's completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement - Related Party

On May 15, 2026, the underwriters exercised their over-allotment option in full to purchase 3,000,000 additional Units at the Initial Public Offering price, less the underwriting discounts and commissions.

SPAC Advisory Partners LLC dba Polaris Advisory Partners LLC ("Polaris") was the lead underwriter on the Initial Public Offering. Polaris is a related party, as the management team of Polaris is the same as that of the Company.

Polaris was entitled to cash underwriting fees of $0.175 per Unit, or $4,025,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, Polaris is entitled to deferred underwriting commissions of $0.40 per Unit, or $9,200,000 in the aggregate. The deferred underwriting commissions will become payable to Polaris from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition to the cash and deferred underwriting fees, the Company paid $280,000 of additional fees to Kingswood Capital Partners LLC ("Kingswood"), who served as broker-dealer and is a related party of the Company as the parent of Polaris.

Critical Accounting Estimates

The preparation of unaudited condensed interim financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Significant estimates and assumptions used by management include those related to the fair value measurements disclosed in Note 8. Actual results could differ materially from those estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

We will qualify as an "emerging growth company" and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed interim financial statements may not be comparable to companies that comply with public company effective dates. Significant estimates and assumptions used by management include those related to the fair value measurements disclosed in Note 8. Actual results could differ materially from those estimates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an "emerging growth company", we choose to rely on such exemptions we may not be required to, among other things, (1) provide an independent registered public accounting firm's attestation report on our system of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an "emerging growth company," whichever is earlier.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, do not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2026.

GSR V ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer

By:	/s/ Anantha Ramamurti
Name:	Anantha Ramamurti
Title:	President & Chief Financial Officer